Form 10-K
period 2011-12-31
Protective Life Secured Trust 2008-20
filed 2012-03-29
CIK 1443813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Protective Life Secured Trust 2008-20 (by Protective Life Insurance Company as depositor)

Date: March 29, 2012	By:	/s/ JUDY WILSON
		Name:	Judy Wilson
		Title:	Senior Vice President

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