Form 10-K
period 2012-12-31
Protective Life Secured Trust 2008-20
filed 2013-03-26
CIK 1443813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

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

See Exhibits 33.1, 33.2, 34.1, 34.2 and 35.1 to this Form 10-K. In Exhibits 33.2 and 34.2 hereto, The Bank of New York Mellon has identified a material instance of non-compliance with servicing criteria contained in Item 1122(d)(3)(i) and Item 1122(d)(3)(ii) of Regulation AB. As noted in Exhibit 33.1, PLIC is responsible for compliance with criteria 1122(d)(3)(i) as it relates to servicing of the Notes. The Bank of New York Mellon has advised PLIC that such instance of non-compliance for Item 1122(d)(3)(ii) is unrelated to PLIC, the Funding Agreement or the Notes, and that The Bank of New York Mellon’s performance of its servicing functions in respect of the foregoing was, and is, unaffected by such material instance of non-compliance.

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

Protective Life Secured Trust 2008-20 (by Protective Life Insurance Company as depositor)

Date: March 26, 2013	By:	/s/ JUDY WILSON
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