Form 10-K
period 2013-12-31
Protective Life Secured Trust 2008-20
filed 2014-03-25
CIK 1443813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Protective Life Secured Trust 2008-20 (by Protective Life Insurance Company as depositor)

Date: March 25, 2014	By:	/s/ LANCE BLACK
		Name:	Lance Black
		Title:	Senior Vice President and Treasurer

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